Form 10-K
period 1995-12-31
CORPORATE ASSET BACKED CORP
filed 1997-09-12
CIK 916791

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                   Commission file number:
         December 31, 1995                          33-73666

                       Corporate Asset Backed Corporation
             (Exact name or registrant as specified in its charter)

         United States of Americas                      22-3281571
      (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)            Identification No.)

                          c/o PaineWebber Incorporated
                     1285 Avenue of the Americas, 11th Floor
                               New York, NY 10019
               (Address or principal executive offices) (zip code)

Registrant's telephone number, including area code:

                           (212) 713-2841

Securities registered pursuant to Section 12(b) of the Act:

      $52,800,000 Principal Trust Certificates, Series 94-1

Securities registered pursuant to Section 12(g) of the Act:

                                            None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        YES_____         NO X


STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                                     PART I

Item 1.              Business

                     Not Applicable

Item 2.              Properties

                     Not Applicable

Item 3.              Legal Proceedings

                     None

Item 4.              Submission of Matters to A Vote of Security Holders.

                     None


                                     PART II

Item 5.              Market For Registrant's Common Equity and Related
                     Stockholder Matters

                     The Certificates issued by CABCO Trust for Texaco Capital Inc. Guaranteed Debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

                     To the best knowledge of the registrant, there is no established public trading market for the Certificates.

Item 6.              Selected Financial Data

                     Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Not Applicable

Item 8.              Financial Statements and Supplementary Data

                     Not Applicable

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

                     None

Item 10.             Directors and Executive Officers of the Registrant

                     Not Applicable

Item 11.             Executive Compensation

                     Not Applicable


                                    PART III

Item 12.             Security Ownership Of Certain Beneficial Owners and
                     Management

                (a)  Not Applicable
                (b)  Not Applicable
                (c)  Not Applicable

Item 13.             Certain Relationships and Related Transactions

                     None

                                     PART IV

Item 14.             Exhibits, Financial Statement Schedules, And Reports On
                     Form 8-K

                (a)  The following documents are filed as part of this Report:
                     None

                (b)  None

                (c)  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CORPORATE ASSET
                                       BACKED CORPORATION
                                                as depositor



Date:  September 11,1997               By: /s/ Robert Glickstein
(information provided as of               -------------------------------------
December 31, 1995)                        Robert Glickstein
                                          Vice President