Form 10-K
period 1996-12-31
CORPORATE ASSET BACKED CORP
filed 1997-09-12
CIK 916791

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                               Commission file number:
    December 31, 1996                                           33-73666


                       Corporate Asset Backed Corporation
             (Exact name or registrant as specified in its charter)


    United States of Americas                                    22-3281571
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


                        YES                       NO  X
                            ---                      ---

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


                                                CORPORATE ASSET
                                                BACKED CORPORATION
                                                    as depositor



                                                By: /s/ Robert Glickstein
Date: September 11, 1997                            ---------------------
(information provided as of                          Robert Glickstein
December 31, 1995)                                   Vice President