Form 10-K
period 1997-12-31
CORPORATE ASSET BACKED CORP
filed 1998-03-06
CIK 916791

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                             Commission file number:
        December 31, 1997                                       33-73666

                       Corporate Asset Backed Corporation
             (Exact name of registrant as specified in its charter)

    United States of America                                22-3281571
   (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization                   Identification No.)

                          c/o Paine Webber Incorporated
                     1285 Avenue of the Americas, 11th Floor
                               New York, NY 10019
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:

                                 (212) 713-2841

Securities registered pursuant to Section 12(b) of the Act:

              $52,800,000 Principal Trust Certificates, Series 94-1

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes /x/      No  / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                                     PART I
                                     ------

Item 1.  Business

         Not Applicable

Item 2.  Properties

         Not Applicable

Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters To A Vote Of Security Holders.

         None

                                     PART II
                                     -------

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

         Not Applicable

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

         None

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable

Item 11. Executive Compensation

         Not Applicable


                                    PART III
                                    --------

Item 12. Security Ownership Of Certain Beneficial Owners and Management

     (a) Not Available
     (b) Not Applicable
     (c) Not Applicable

Item 13. Certain Relationships and Related Transactions

         None


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)   The following documents are filed as part of this Report:  None

(b)   None

(c)   None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CORPORATE ASSET
                                              BACKED CORPORATION
                                                as depositor


Date: March 3, 1998                         By:    /s/ Robert Vascellaro
                                                  ----------------------------
                                                  Robert Vascellaro
                                                  Vice President and Treasurer