Form 10-K
period 1998-12-31
CORPORATE ASSET BACKED CORP
filed 1999-03-11
CIK 916791

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                               Commission file number:
   December 31, 1998                                            33-73666

                       Corporate Asset Backed Corporation
             (Exact name or registrant as specified in its charter)

   United States of Americas                                     22-3281571
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

                                  YES X    NO

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

                                               CORPORATE ASSET
                                               BACKED CORPORATION
                                                    as depositor



Date:  March 5, 1999                           By:  /s/ Robert Vascellaro
                                                    ----------------------------
                                                    Robert Vascellaro
                                                    Vice President