Form 10-K
period 1999-12-31
CORPORATE ASSET BACKED CORP
filed 2000-03-16
CIK 916791

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                               Commission file number:
         December 31, 1999                                       33-73666

                       Corporate Asset Backed Corporation
             (Exact name or registrant as specified in its charter)

         United States of Americas                         22-3281571
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

       $52,800,000 Principal Trust Certificates, Series 94-1
       $52,650,000 Trust Certificates for J.C. Penney Debentures
       $25,000,000 Trust Certificates for Florida P & L First Mortgage Bonds $45,000,000 Trust Certificates for BellSouth Debentures


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

YES X NO --- --- STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

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

A.        The Certificates issued by CABCO Trust for Texaco Capital Inc.
          Guaranteed Debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

          To the best knowledge of the registrant, there is no established public trading market for the Certificates.

B. The Certificates issued by CABCO Trust for J.C. Penney Debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

          The J.C. Penney Certificates are listed on the New York Stock Exchange

C. The Certificates issued by CABCO Trust for Bellsouth Debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

          The Bellsouth Certificates are listed on the New York Stock Exchange


D. The Certificates issued by CABCO Trust for Florida Power and Light Debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

The       Florida Power and Light Certificates are listed on the New York Stock
          Exchange

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

          Not Available

     (a)  Not Applicable

     (b)  Not Applicable (c)

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

                                                CORPORATE ASSET
                                                BACKED CORPORATION
                                                   as depositor


                                                /s/  Robert Vascellaro
                                                -----------------------
Date:  March 13, 2000                           Robert Vascellaro
                                                Vice President