Form 10-K
CORPORATE ASSET BACKED CORP
filed 2001-01-12
CIK 916791

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission file number:
         December 31, 2000                                        33-73666

                       Corporate Asset Backed Corporation
             (Exact name of registrant as specified in its charter)

         United States of Americas                      22-3281571
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

                        YES   X                     NO
                            -----                       -----

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

                                                  CORPORATE ASSET
                                                  BACKED CORPORATION
                                                           as depositor


                                                  /s/ Robert Vascellaro
                                                  ----------------------------
Date:  January 10, 2001                               Robert Vascellaro
                                                      Vice President