Form 10-K
period 2001-12-31
CORPORATE ASSET BACKED CORP
filed 2002-02-26
CIK 916791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:

December 31, 2001	33-73666

Corporate Asset Backed Corporation
(Exact name of registrant as specified in its charter)

United States of Americas	22-3281571

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 West Main Street, Suite 338
Babylon, New York 11702
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code:

(631) 587-4700

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

Yes	No

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

PART I

Item 1.	Business

Not Applicable

Item 2.	Properties

Not Applicable

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to A Vote of Security Holders.

None

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

A.	The Certificates issued by CABCO Trust for Texaco Capital Inc. Guaranteed Debentures representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

To the best knowledge of the registrant, there is no established public trading market for the Certificates.

B.	The Certificates issued by CABCO Trust for J.C. Penney Debentures representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

The J.C. Penney Certificates are listed on the New York Stock Exchange

C.	The Certificates issued by CABCO Trust for Bellsouth Debentures representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

The Bellsouth Certificates are listed on the New York Stock Exchange

D.	The Certificates issued by CABCO Trust for Florida Power and Light Debentures representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

The Florida Power and Light Certificates are listed on the New York Stock Exchange

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable

Item 8.	Financial Statements and Supplementary Data

Not Applicable

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

Item 10.	Directors and Executive Officers of the Registrant

Not Applicable

Item 11.	Executive Compensation

Not Applicable

PART III

Item 12.	Security Ownership Of Certain Beneficial Owners and Management

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 13.	Certain Relationships and Related Transactions

None

PART IV

Item 14.	Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)	The following documents are filed as part of this Report: None

(b)	None

(c)	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE ASSET BACKED CORPORATION
as depositor

/s/ Robert Vascellaro

Date: February 25, 2002	Robert Vascellaro

Vice President

4