Form 10-K
period 2002-12-31
CORPORATE ASSET BACKED CORP
filed 2003-03-31
CIK 916791

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ________ to ________.

                          Commission File No. 33-73666

                       Corporate Asset Backed Corporation
             (Exact name of registrant as specified in its charter)

        Delaware                                           22-3281571
(State or Other Jurisdiction                    (I.R.S. Employer Identification
of Incorporation or Organization)                            Number)

   445 Broad Hollow Road, Suite 239
          Melville, New York                                  11747
(Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (631) 587-4700
           Securities registered pursuant to Section 12(b) of the Act:

                     $52,800,000 Principal Trust Certificates, Series 94-1, for
                      Texaco Capital Inc.  Guaranteed Debentures
                     $52,650,000 Trust Certificates for J.C. Penney Debentures $25,000,000 Trust Certificates for Florida Power & Light
                      First Mortgage Bonds
                     $45,000,000 Trust Certificates for BellSouth Debentures
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant.

All the common stock of the registrant is held by UBS Americas Inc., its parent.

As of March 21, 2003, 1,000 shares of common stock of the registrant, par value $1.00 per share, were outstanding.

                                Table of Contents

                                                                          Page
                                                                          ----


Part I.......................................................................3

Item 1. Business.............................................................3

Item 2.  Properties..........................................................3

Item 3.  Legal Proceedings...................................................3

Item 4.  Submission of Matters to a Vote of Security Holders.................3

Part II......................................................................3

Item 5.  Market for Registrant's Common Equity and Other Stockholder Matters.3

Item 6.  Selected Financial Data.............................................4

Item 7.  Management's Discussion and Analysis of Results of Operations and
         Financial Position..................................................4

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........4

Item 8.  Financial Statements and Supplementary Data.........................4

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................4

Part III.....................................................................4

Item 10.  Directors and Executive Officers of the Registrant.................4

Item 11.  Executive Compensation.............................................4

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters........................................4

Item 13.  Certain Relationships and Related Transactions.....................4

Item 14.  Disclosure Controls and Procedures.................................4

Part IV......................................................................4

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...4

SIGNATURES...................................................................5

EXHIBIT INDEX..............................................................E-1

                                     Part I

Item 1. Business

         Not Applicable.

Item 2.  Properties

         Not Applicable.

Item 3.  Legal Proceedings

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     Part II

Item 5.  Market for Registrant's Common Equity and Other Stockholder Matters

A.        The Certificates (Series 94-1) issued by CABCO Trust for
          Texaco Capital Inc. Guaranteed Debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

          To the best knowledge of the registrant, there is no established public trading market for the Certificates.

B.        The Certificates issued by CABCO Trust for J.C. Penney
          Debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

         The J.C. Penney Certificates are listed on the New York Stock Exchange.

C.        The Certificates issued by CABCO Trust for Bellsouth
          Debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

         The Bellsouth Certificates are listed on the New York Stock Exchange.

D.        The Certificates issued by CABCO Trust for Florida Power and
          Light First Mortgage Bonds representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

          The Florida Power and Light Certificates are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.
                                                     Part III

Item 10.  Directors and Executive Officers of the Registrant

          Not Applicable.

Item 11.  Executive Compensation

          Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Not Applicable.

Item 13.  Certain Relationships and Related Transactions

          None.

Item 14.  Disclosure Controls and Procedures

          Not Applicable.


                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:  None.

(b)  None.

(c)  Exhibits.

Exhibit No.   Description of Document

    99 Distribution information provided in the previously filed current reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2003.

                                  CORPORATE ASSET BACKED CORPORATION
                                  (Registrant), as Depositor of each of the
                                        CABCO Trust for Texaco Capital Inc.
                                          Guaranteed Debentures;
                                  CABCO Trust for J.C. Penney Debentures;
                                  CABCO Trust for Bellsouth Debentures;
                                  CABCO Trust for Florida Power and
                                   Light First Mortgage Bonds


                          By: /s/ Robert D. Vascellaro
                              -------------------------
                            Name:  Robert D. Vascellaro
                            Title: Vice President and Treasurer

        CERTIFICATION UNDER SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002 FOR CORPORATE ASSET BACKED CORPORATION ANNUAL REPORT ON FORM 10-K FOR
                     THE FISCAL YEAR ENDED DECEMBER 31, 2002


I, Robert D. Vascellaro, acting on behalf of Corporate Asset Backed Corporation, as depositor of each of the CABCO Trust for Texaco Capital Inc. Guaranteed Debentures, the CABCO Trust for J.C. Penney Debentures, the CABCO Trust for Bellsouth Debentures, and the CABCO Trust for Florida Power and Light First Mortgage Bonds (collectively, the "Trusts"), certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the periods included in the year covered by this annual report, of the registrant Corporate Asset Backed Corporation in respect of the Trusts;

2. Based on my knowledge, the information in these reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last date of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports; and

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank of New York, as trustee, and HSBC Bank USA, as trustee.



Date: March 31, 2003


                                  CORPORATE ASSET BACKED CORPORATION
                                  (Registrant), as Depositor of each of the
                                       CABCO Trust for Texaco Capital Inc.
                                        Guaranteed Debentures;
                                       CABCO Trust for J.C. Penney Debentures;
                                       CABCO Trust for Bellsouth Debentures;
                                       CABCO Trust for Florida Power and
                                        Light First Mortgage Bonds


                                   By: /s/ Robert D. Vascellaro
                                       -------------------------
                                         Name:  Robert D. Vascellaro
                                         Title: Vice President and Treasurer

                                 EXHIBIT INDEX

Exhibit No.   Description of Document
    99        Distribution information provided in the previously filed current reports on Form 8-K.