Form 10-K
period 2002-12-31
CORPORATE ASSET BACKED CORP
filed 2003-03-31
CIK 916791

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

       $50,000,000 Certificate Principal Balance for CABCO Series 2002-1 Trust (AOL Time Warner Inc.) Class A-1 Callable Certificates
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant.

All the common stock of the registrant is held by UBS Americas Inc., its parent.

As of March 21, 2003, 1,000 shares of common stock of the registrant, par value $1.00 per share, were outstanding.

                                Table of Contents

                                                                                                                Page
                                                                                                                ----
Part I........................................................................................................    1

Item 1.  Business.............................................................................................    1

Item 2.  Properties...........................................................................................    1

Item 3.  Legal Proceedings....................................................................................    1

Item 4.  Submission of Matters to a Vote of Security Holders..................................................    1

Part II.......................................................................................................    1

Item 5.  Market for Registrant's Common Equity and Other Stockholder Matters..................................    1

Item 6.  Selected Financial Data..............................................................................    1

Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Position.................    1

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................................    1

Item 8.  Financial Statements and Supplementary Data..........................................................    1

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................    1

Part III......................................................................................................    2

Item 10. Directors and Executive Officers of the Registrant...................................................    2

Item 11. Executive Compensation...............................................................................    2

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......    2

Item 13. Certain Relationships and Related Transactions.......................................................    2

Item 14. Disclosure Controls and Procedures...................................................................    2

Part IV.......................................................................................................    2

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................    2

SIGNATURES....................................................................................................    3

EXHIBIT INDEX.................................................................................................  E-1

                                     PART I

ITEM 1.  BUSINESS

         Not Applicable.

ITEM 2.  PROPERTIES

         Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

         The Class A-1 Callable Certificates issued by CABCO Series 2002-1 Trust (AOL Time Warner Inc.) for trust certificates relating to $50,000,000 AOL Time Warner Inc. 7.700% Debentures due 2032, and representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

         The CABCO Series 2002-1 Trust (AOL Time Warner Inc.) Class A-1 Callable Certificates are listed on the New York Stock Exchange.

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

                                 CORPORATE ASSET BACKED CORPORATION
                                 (Registrant)

                             By: THE BANK OF NEW YORK, as Trustee of the
                                     CABCO Series 2002-1 Trust (AOL Time
                                     Warner Inc.), established by the Registrant

                                     By: /s/ Todd Winchel
                                         Name: Todd Winchel
                                         Title: Vice President

CERTIFICATION UNDER (Section Mark)302(a) OF THE SARBANES-OXLEY ACT OF 2002 FOR
         CORPORATE ASSET BACKED CORPORATION ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

I, Todd Winchel, acting on behalf of The Bank of New York, as trustee of the CABCO Series 2002-1 Trust (AOL Time Warner Inc.) (the "Trust") established by the registrant, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the registrant Corporate Asset Backed Corporation in respect of the Trust;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: Corporate Asset Backed Corporation, as depositor.

Date: 03/31/03

                           THE BANK OF NEW YORK, as Trustee of the
                                    CABCO Series 2002-1 Trust (AOL Time
                                    Warner Inc.), established by the Registrant


                                    By:  /s/  Todd Winchel
                                        ------------------------------------
                                    Name:  Todd Winchel
                                    Title: Vice President

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION OF DOCUMENT

    99 Distribution information provided in the previously filed current reports on Form 8-K.